Form 10-K
period 1996-12-31
DISCOVER CARD TRUST 1993-B
filed 1997-03-28
CIK 896245

                                                                  CONFORMED COPY


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
(Mark one)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                     OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996

                       Commission file number 0-21506

                           DISCOVER CARD TRUST 1993 B
                           --------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                Not Applicable
  --------------                             ---------------
(State of Organization)                    (I.R.S. Employer Identification No.)

c/o Discover Receivables Financing Group, Inc.
12 Read's Way
New Castle, Delaware                                       19720
-----------------------------------------                ---------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (302) 323-7184
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
Title of each class                            on which each class
to be so registered                            is to be registered
-------------------                            -----------------------
   None                                          Not Applicable


Securities registered pursuant to Section 12(g) of the Act:

              6.75% Class A Credit Card Pass-Through Certificates
              7.10% Class B Credit Card Pass-Through Certificates
              ---------------------------------------------------
                                (Title of Class)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.


                            Yes    x        No
                                ------        -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      Index to Exhibits Appears on Page 6


                                     PART I

Item 1. Business

     The Discover Card Trust 1993 B (the "Trust") was formed pursuant to a Pooling and Servicing Agreement dated as of February 1, 1993 (the "Pooling and Servicing Agreement") among Greenwood Trust Company ("Greenwood") as Servicer, Discover Receivables Financing Group, Inc. ("DRFG") as Seller, and Wilmington Trust Company as Trustee (the "Trustee"). The Trust's only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.


Item 2. Properties

     The property of the Trust includes a portfolio of receivables (the "Receivables") arising under selected Discover Card accounts (the "Accounts") originated by Greenwood, all monies due or to become due in payment of the Receivables, all proceeds of the Receivables, all monies on deposit in certain accounts and a certain limited credit enhancement for the exclusive direct benefit of holders of 7.10% Class B Credit Card Pass-Through Certificates of the Trust (the "Class B Certificates"). At or prior to the time of the Trust's formation, Sears, Roebuck and Co. ("Sears") sold or contributed to DRFG, Receivables existing under the Accounts as of February 1, 1993 and theretofore acquired by Sears from Greenwood; SCFC Receivables Corp. ("SRC") sold or contributed to DRFG Receivables existing under the Accounts as of February 1, 1993 and theretofore acquired by SRC from Greenwood; and Greenwood sold to DRFG, all other Receivables existing under the Accounts as of February 1, 1993 and all Receivables existing under the Accounts from time to time thereafter. DRFG, in turn, transferred to the Trust all Receivables existing under the Accounts as of February 1, 1993 and all Receivables arising under the Accounts from time to time thereafter until the termination of the Trust. Information related to the performance of the Receivables during 1996 is set forth in the ANNUAL AGGREGATE REPORT filed as Exhibit 99(A) to this Annual Report on Form 10-K.


Item 3. Legal Proceedings

     Greenwood is involved from time to time in various legal proceedings that arise in the ordinary course of its business. Greenwood does not believe that the resolution of any of these proceedings will have a material adverse effect on Greenwood's financial condition or on the Receivables. There can be no assurance, however, regarding any of these effects.

     Certain legal and administrative proceedings challenged, under the laws of several states, the imposition of late payment fees (or other incidental charges) by Greenwood on Discover Cardmembers. In each of these matters, the party proceeding against Greenwood claimed that applicable state law prohibits or limits the imposition of late payment fees, sought to enjoin Greenwood from imposing late payment fees on Discover Card accounts of residents of the state in question and sought refunds of (and, in some cases, civil penalties with respect to) late payment fees previously imposed on such accounts. Greenwood asserted a defense in these proceedings that federal law preempts any state law prohibition against or limitation on charging a late fee payment or other fee with respect to Discover Card accounts. On June 3, 1996, the United States Supreme Court issued a decision holding that state laws limiting late charges are preempted with respect to national banks by federal law, and the Court remanded for reconsideration lower-court decisions that had held that such state laws were not similarly preempted with respect to other federally insured banks. In light of these rulings, all of the outstanding legal and administrative proceedings challenging, on the basis of state law, Greenwood's imposition of late fees and other incidental charges on Discover Cardmembers were resolved in 1996 in Greenwood's favor. No such proceedings are currently pending.


Item 4. Submission of Matters to a Vote of Security Holders

        None


                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The 6.75% Class A Credit Card Pass-Through Certificates (the "Class A Certificates") and the Class B Certificates are held and delivered in book-entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The definitive Class A Certificates and Class B Certificates are held by Cede & Co., the nominee of DTC.


Item 9. Changes in and Disagreement with Accountants on Accounting and
             Financial Disclosure

        None


                                    PART III


Item 12. Security Ownership of Certain Beneficial Owners and Management

     As of March 17, 1997, 100% of the Class A Certificates and the Class B Certificates was held in the nominee name Cede & Co. for beneficial owners.

     As of March 17, 1997, Greenwood and DRFG, as tenants-in-common, held 100% of the Seller Certificate, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

Item 13. Certain Relationships and Related Transactions

        None

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) Exhibits:

             99.  (A) 1996 ANNUAL AGGREGATE REPORT prepared by the Servicer.

                  (B)  ANNUAL INDEPENDENT AUDITOR'S REPORTS
                       pursuant to Section 3.06 of the Pooling and Servicing Agreement.

                       (i)  Review of servicing procedures.

                       (ii) Annual Servicing Letter.

         (b) Reports on Form 8-K:

             Current reports on Form 8-K are filed on or about the Distribution Date each month (typically the 15th of the month). The reports include as an exhibit, the MONTHLY INVESTOR CERTIFICATEHOLDERS' STATEMENT.
             Current Reports on Form 8-K were filed on January 15, 1996, February 15, 1996, March 15, 1996, April 15, 1996, May 15, 1996,
             June 17, 1996, July 15, 1996, August 15, 1996, September 16, 1996,
             October 15, 1996, November 15, 1996 and December 16, 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Discover Card Trust 1993 B
                                                (Registrant)

                                            By:  Discover Receivables Financing
                                                 Group, Inc.
                                                  (Originator of the Trust)


Dated: March 27, 1997                       By:   /s/ Birendra Kumar
                                                -------------------------------
                                            Title: Senior Vice President


                                       5-1

                                 EXHIBIT INDEX



Exhibit No.

99.   (A) 1996 ANNUAL AGGREGATE REPORT prepared by the Servicer.

      (B) ANNUAL INDEPENDENT AUDITOR'S REPORTS pursuant to Section 3.06 of the Pooling and Servicing Agreement.

           (i)  Review of servicing procedures.

           (ii) Annual Servicing Letter.