Form 10-K405
period 1997-12-31
DISCOVER CARD TRUST 1993-B
filed 1998-03-30
CIK 896245

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                       COMMISSION FILE NUMBER 0-21506

                         DISCOVER CARD TRUST 1993 B
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                           NOT APPLICABLE
          (State of Organization)          (I.R.S. Employer Identification No.)

C/O DISCOVER RECEIVABLES FINANCING GROUP, INC.
12 READ'S WAY
NEW CASTLE, DELAWARE  19720                                19720
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (302) 323-7184

Securities registered pursuant to Section 12(b) of the Act:

                                            NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS           ON WHICH EACH CLASS
               TO BE SO REGISTERED           IS TO BE REGISTERED
               -------------------           -------------------
                      None                     Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

              6.75% CLASS A CREDIT CARD PASS-THROUGH CERTIFICATES
              7.10% CLASS B CREDIT CARD PASS-THROUGH CERTIFICATES
                                (Title of Class)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                            Yes  X    No
                                ---      ---

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

ITEM 2.  PROPERTIES

     The property of the Trust includes a portfolio of receivables (the "Receivables") arising under selected Discover Card accounts (the "Accounts") originated by Greenwood, all monies due or to become due in payment of the Receivables, all proceeds of the Receivables, all monies on deposit in certain accounts and a certain limited credit enhancement for the exclusive direct benefit of holders of 7.10% Class B Credit Card Pass-Through Certificates of the Trust (the "Class B Certificates"). At or prior to the time of the Trust's formation, Sears, Roebuck and Co. ("Sears") sold or contributed to DRFG, Receivables existing under the Accounts as of February 1, 1993 and theretofore acquired by Sears from Greenwood; SCFC Receivables Corp. ("SRC") sold or contributed to DRFG Receivables existing under the Accounts as of February 1, 1993 and theretofore acquired by SRC from Greenwood; and Greenwood sold to DRFG, all other Receivables existing under the Accounts as of February 1, 1993 and all Receivables existing under the Accounts from time to time thereafter. DRFG, in turn, transferred to the Trust all Receivables existing under the Accounts as of February 1, 1993 and all Receivables arising under the Accounts from time to time thereafter until the termination of the Trust. Information related to the performance of the Receivables during 1997 is set forth in the ANNUAL AGGREGATE REPORT filed as Exhibit 99(A) to this Annual Report on Form 10-K.

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

     None.


                                  PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 17, 1998, 100% of the Class A Certificates and the Class B Certificates was held in the nominee name Cede & Co. for beneficial owners.

     As of March 17, 1998, Greenwood and DRFG, as tenants-in-common, held 100% of the Seller Certificate, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits:

     99. (A) 1997 ANNUAL AGGREGATE REPORT prepared by the Servicer.

         (B) ANNUAL INDEPENDENT AUDITOR'S REPORT pursuant to Section 3.06 of the Pooling and Servicing Agreement.

     (b) Reports on Form 8-K:

Current reports on Form 8-K are filed on or about the Distribution Date each month (typically the 15th of the month). The reports include as an exhibit, the MONTHLY INVESTOR CERTIFICATEHOLDERS' STATEMENT. Current Reports on Form 8-K were filed on January 15, 1997, February 18, 1997, March 17, 1997, April 15, 1997, May 15, 1997, June 16, 1997, July 15, 1997, August 15, 1997,
September 15, 1997, October 15, 1997, November 17, 1997, December 15, 1997, January 15, 1998, February 17, 1998 and March 12, 1998.

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

                               Discover Card Trust 1993 B
                               (Registrant)

                               By: Discover Receivables Financing Group, Inc. (Originator of the Trust)

Dated: March 30, 1998          By:   /s/ Richard W. York
                               Title:  Vice President

                                EXHIBIT INDEX

Exhibit No.

99.  (A)  1997 ANNUAL AGGREGATE REPORT prepared by the Servicer.

     (B) ANNUAL INDEPENDENT AUDITOR'S REPORT pursuant to Section 3.06 of the Pooling and Servicing Agreement.