Form 10-K405
period 1998-11-30
DISCOVER CARD TRUST 1993-B
filed 1999-02-26
CIK 896245

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(MARK ONE)
 [ ]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

 [X]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE PERIOD FROM JANUARY 1, 1998 THROUGH NOVEMBER 30, 1998

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

                                   Yes    X     No
                                       ------      ------

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

ITEM 2.   PROPERTIES

     The property of the Trust includes a portfolio of receivables (the "Receivables") arising under selected Discover Card accounts (the "Accounts") originated by Greenwood, all monies due or to become due in payment of the Receivables, all proceeds of the Receivables, all monies on deposit in certain accounts and a certain limited credit enhancement for the exclusive direct benefit of holders of 7.10% Class B Credit Card Pass-Through Certificates of the Trust (the "Class B Certificates"). At or prior to the time of the Trust's formation, Sears, Roebuck and Co. ("Sears") sold or contributed to DRFG Receivables existing under the Accounts as of February 1, 1993 and theretofore acquired by Sears from Greenwood; SCFC Receivables Corp. ("SRC") sold or contributed to DRFG Receivables existing under the Accounts as of February 1, 1993 and theretofore acquired by SRC from Greenwood; and Greenwood sold to DRFG, all other Receivables existing under the Accounts as of February 1, 1993 and all Receivables existing under the Accounts from time to time thereafter. DRFG, in turn, transferred to the Trust all Receivables existing under the Accounts as of February 1, 1993 and all Receivables arising under the Accounts from time to time thereafter until the termination of the Trust. Information related to the performance of the Receivables during the transition period from January 1, 1998 through November 30, 1998 is set forth in the ANNUAL AGGREGATE REPORT filed as
Exhibit 99(A) to this Transition Report on Form 10-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of February 16, 1999, 100% of the Class A Certificates and the Class B Certificates was held in the nominee name Cede & Co. for beneficial owners.

     As of February 16, 1999, Greenwood and DRFG, as tenants-in-common, owned 100% of the uncertificated Seller Certificate, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     23.  Consent of Deloitte & Touche LLP.

     99. (A) 1998 ANNUAL AGGREGATE REPORT prepared by the Servicer (relating to the transition period from January 1, 1998 through November 30, 1998).

          (B) ANNUAL INDEPENDENT ACCOUNTANTS' REPORT pursuant to Section 3.06 of the Pooling and Servicing Agreement.

          (C) MANAGEMENT'S REPORT ON INTERNAL CONTROL RELATED TO SERVICING PROCEDURES.

     (b)  Reports on Form 8-K:

     Current Reports on Form 8-K are filed on or about the Distribution Date each month (typically the 15th of the month). The reports include as an exhibit, the MONTHLY INVESTOR CERTIFICATEHOLDERS' STATEMENT. Current Reports on Form 8-K were filed on January 15, 1998, February 17, 1998, March 12, 1998, April 15, 1998, May 13, 1998, June 15,

1998, July 15, 1998, August 11, 1998, September 15, 1998, October 15, 1998,
November 16, 1998, December 15, 1998, January 15, 1999 and February 16, 1999.

     A Current Report on Form 8-K was also filed on December 2, 1998 with respect to the execution and delivery of the Second Amendment to the Pooling and Servicing Agreement and a change in the registrant's fiscal year.

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

                                Discover Card Trust 1993 B
                                (Registrant)

                                By: Discover Receivables Financing Group, Inc.
                                    (Originator of the Trust)

Dated:  February 26, 1999       By: /s/ Richard W. York
                                    -------------------------------------------
                                    Richard W. York
                                Title: Vice President

                                  EXHIBIT INDEX

Exhibit No.

23.  Consent of Deloitte & Touche LLP.

99. (A) 1998 ANNUAL AGGREGATE REPORT prepared by the Servicer (relating to the transition period from January 1, 1998 through November 30,
          1998).

     (B) ANNUAL INDEPENDENT ACCOUNTANTS' REPORT pursuant to Section 3.06 of the Pooling and Servicing Agreement.

     (C)  MANAGEMENT'S REPORT ON INTERNAL CONTROL RELATED TO SERVICING
          PROCEDURES.