Form 10-K405
period 1999-11-30
DISCOVER CARD TRUST 1993-B
filed 2000-02-24
CIK 896245

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

         FOR THE PERIOD FROM DECEMBER 1, 1998 THROUGH NOVEMBER 30, 1999

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

                                   Yes  X  No
                                       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       Index to Exhibits Appears on Page 6

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

ITEM 2.   PROPERTIES

         The property of the Trust includes a portfolio of receivables (the "Receivables") arising under selected Discover Card accounts (the "Accounts") originated by Greenwood, all monies due or to become due in payment of the Receivables, all proceeds of the Receivables, all monies on deposit in certain accounts and a certain limited credit enhancement for the exclusive direct benefit of holders of 7.10% Class B Credit Card Pass-Through Certificates of the Trust (the "Class B Certificates"). At or prior to the time of the Trust's formation, Sears, Roebuck and Co. ("Sears") sold or contributed to DRFG Receivables existing under the Accounts as of February 1, 1993 and theretofore acquired by Sears from Greenwood; SCFC Receivables Corp. ("SRC") sold or contributed to DRFG Receivables existing under the Accounts as of February 1, 1993 and theretofore acquired by SRC from Greenwood; and Greenwood sold to DRFG, all other Receivables existing under the Accounts as of February 1, 1993 and all Receivables existing under the Accounts from time to time thereafter. DRFG, in turn, transferred to the Trust all Receivables existing under the Accounts as of February 1, 1993 and all Receivables arising under the Accounts from time to time thereafter until the termination of the Trust. Information related to the performance of the Receivables during the period from December 1, 1998 through November 30, 1999 is set forth in the ANNUAL AGGREGATE REPORT filed as Exhibit 99(A) to this Annual Report on Form 10-K.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Class B Certificates are held and delivered in book-entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The definitive Class B Certificates are held by Cede & Co., the nominee of DTC. The 6.75% Class A Credit Card Pass-Through Certificates were paid in full on February 15, 2000 and are no longer outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of February 23, 2000, 100% of the Class B Certificates was held in the nominee name Cede & Co. for beneficial owners.

         As of February 23, 2000, Greenwood and DRFG, as tenants-in-common, owned 100% of the uncertificated Seller Certificate, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a) Exhibits:

                99. (A) 1999 ANNUAL AGGREGATE REPORT prepared by the Servicer
                        (relating to the period from December 1, 1998 through November 30, 1999).

                    (B) ANNUAL INDEPENDENT ACCOUNTANTS' REPORT pursuant to
                        Section 3.06 of the Pooling and Servicing Agreement.

                    (C) MANAGEMENT'S REPORT ON INTERNAL CONTROL RELATED TO
                        SERVICING PROCEDURES.

               (b) Reports on Form 8-K:

         Current Reports on Form 8-K are filed on or about the Distribution Date each month (typically the 15th of the month). The reports include as an exhibit the MONTHLY INVESTOR CERTIFICATEHOLDERS' STATEMENT. Current Reports on Form 8-K were filed on December 15, 1998; January 15, 1999; February 16, 1999; March 15, 1999; April 15, 1999; May 17, 1999; June 10, 1999; July 15, 1999; August 16,
1999; September 15, 1999; October 15, 1999; November 15, 1999; December 15, 1999; January 18, 2000 and February 15, 2000.

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

                                Discover Card Trust 1993 B
                                (Registrant)

                                By: Discover Receivables Financing Group, Inc. (Originator of the Trust)

Dated:  February 23, 2000       By:  /s/ Richard W. York
                                   --------------------------------------------.
                                     Richard W. York
                                     Vice President

                                  EXHIBIT INDEX

Exhibit No.

99.      (A)      1999 ANNUAL AGGREGATE REPORT prepared by the Servicer
                  (relating to the period from December 1, 1998 through November 30, 1999).

         (B)      ANNUAL INDEPENDENT ACCOUNTANTS' REPORT pursuant to
                  Section 3.06 of the Pooling and Servicing Agreement.

         (C) MANAGEMENT'S REPORT ON INTERNAL CONTROL RELATED TO SERVICING PROCEDURES.